Form 10-Q
period 1996-05-04
PET FOOD WAREHOUSE INC
filed 1996-06-17
CIK 909752

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 4, 1996

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number     0-22504

                            PET FOOD WAREHOUSE, INC.
             (Exact name of registrant as specified in its charter)

           Minnesota                                      41-1663962
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification No.)

                        600 South Highway 169, Suite 701
                         St. Louis Park, Minnesota 55426
               (Address of principal executive offices; Zip Code)

                                 (612) 542-0123
              (Registrant's telephone number, including area code)

                                 Not Applicable
         (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No____

Shares of Common Stock, $0.01 per share par value, outstanding on June 7, 1996:
9,381,385.




                            PET FOOD WAREHOUSE, INC.
                                Table of Contents


                                                                           PAGE

PART I - FINANCIAL INFORMATION


 Item 1.  Financial Statements (Unaudited)

          Condensed Balance Sheets as of May 4, 1996 and February 3, 1996    2

          Condensed Statements of Operations for the Quarters Ended
          May 4, 1996 and April 29, 1995                                     3

          Condensed Statements of Cash Flows for the Quarters Ended
          May 4, 1996 and April 29, 1995                                     4

          Notes to Condensed Financial Statements                            5

 Item 2.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                              6


PART II - OTHER INFORMATION

 Item 6.  Exhibits and Reports on Form 8-K                                   9

 Signatures                                                                 10

 Exhibit Index                                                              11



                            PET FOOD WAREHOUSE, INC.
                            Condensed Balance Sheets
                      (In thousands, except per share data)

                                                                 May 4,    February 3,
                                                                  1996        1996
                                                                --------    --------
                                                              (Unaudited)
                               ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                  $  4,237    $  5,103
     Accounts receivable, less allowance for doubtful
          accounts of $150 and $145                                1,043         664
     Inventories, net                                              6,969       6,319
     Prepaid expenses and other                                      826         717
                                                                --------    --------

               Total current assets                               13,075      12,803

PROPERTY AND EQUIPMENT, net                                        9,098       8,468
OTHER ASSETS                                                         183         172
                                                                --------    --------

                                                                $ 22,356    $ 21,443
                                                                ========    ========


                LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                           $  1,463    $  1,114
     Current maturities of capital lease obligations                 152         149
     Accrued liabilities                                           2,169       1,996
                                                                --------    --------

               Total current liabilities                           3,784       3,259

CAPITAL LEASE OBLIGATIONS, less current maturites                    309         349

DEFERRED RENT CREDITS AND OTHER                                    1,260       1,200

SHAREHOLDERS' EQUITY:
     Undesignated stock, $0.01 par value; 5,000 shares
         authorized; none issued and outstanding                    --          --
     Common stock, $0.01 par value; 11,429 shares authorized;
         9,382 and 9,342 issued and outstanding, respectively         93          93
     Additional paid-in capital                                   25,649      25,579
     Accumulated deficit                                          (8,739)     (9,037)
                                                                --------    --------

              Total shareholders' equity                          17,003      16,635
                                                                --------    --------

                                                                $ 22,356    $ 21,443
                                                                ========    ========


            See accompanying notes to condensed financial statements.






                            PET FOOD WAREHOUSE, INC.
                       Condensed Statements of Operations
                (Unaudited; in thousands, except per share data)


                                                           Quarter Ended
                                                        -------------------
                                                         May 4,    April 29,
                                                          1996       1995
                                                        --------   --------

NET SALES                                               $ 16,204   $ 13,237
COST OF SALES                                             12,011     10,426
                                                        --------   --------

GROSS PROFIT                                               4,193      2,811
                                                        --------   --------

Store operating expenses                                   2,920      2,771
Preopening expenses                                          241        156
General and administrative expenses                          800        780
                                                        --------   --------

                    Operating income (loss)                  232       (896)

INTEREST INCOME, net                                          66        130
                                                        --------   --------

                    Income (loss) before income taxes        298       (766)

INCOME TAXES                                                --         --
                                                        --------   --------

                    Net income (loss)                   $    298   $   (766)
                                                        ========   ========

NET INCOME (LOSS) PER SHARE                             $   0.03   $  (0.08)
                                                        ========   ========

WEIGHTED AVERAGE COMMON
     AND COMMON EQUIVALENT
     SHARES OUTSTANDING                                    9,406      9,328
                                                        ========   ========

            See accompanying notes to condensed financial statements.





                            PET FOOD WAREHOUSE, INC.
                       Condensed Statements of Cash Flows
                            (Unaudited; in thousands)


                                                                     Quarter Ended
                                                                   ------------------
                                                                   May 4,     April 29,
                                                                    1996       1995
                                                                   -------    -------
OPERATING ACTIVITIES:
      Net income (loss)                                            $   298    $  (766)
      Adjustments to reconcile net income (loss) to net
         cash used for operating activities-
              Depreciation and amortization                            297        287
              Changes in operating assets and liabilities:
                 Accounts receivable                                  (379)       161
                 Inventories                                          (650)      (523)
                 Prepaid expenses and other                           (199)       (75)
                 Accounts payable                                      349       (258)
                 Accrued liabilities                                   173        195
                 Deferred rent credits and other                        60         57
                                                                   -------    -------

                         Net cash used for operating activities        (51)      (922)
                                                                   -------    -------

INVESTING ACTIVITIES:
      Payments from notes receivable                                    74         18
      Purchase of property and equipment, net                         (922)      (958)
                                                                   -------    -------

                  Net cash used for investing purposes                (848)      (940)
                                                                   -------    -------

FINANCING ACTIVITIES:
      Proceeds from exercising of stock options                         70       --
      Payments of long-term obligations, net                           (37)       (31)
                                                                   -------    -------

            Net cash provided by (used for) financing activities        33        (31)
                                                                   -------    -------

NET DECREASE IN CASH AND CASH EQUIVALENTS                             (866)    (1,893)

CASH AND CASH EQUIVALENTS AT BEGINNING OF
    PERIOD                                                           5,103      9,462
                                                                   -------    -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $ 4,237    $ 7,569
                                                                   =======    =======


            See accompanying notes to condensed financial statements.





                            PET FOOD WAREHOUSE, INC.
                     Notes to Condensed Financial Statements
                                   (Unaudited)

1.  BASIS OF PRESENTATION
The accompanying interim financial statements of Pet Food Warehouse, Inc. (the Company) are unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been reflected in the interim periods presented. Such adjustments consisted only of normal recurring items. Given the timing and number of new store openings, interim results may not be indicative of results for a full year. The significant accounting policies and certain financial information which are normally included in financial statements prepared in accordance with generally accepted accounting principles, but which are not required for interim reporting purposes, have been condensed or omitted. The accompanying financial statements of the Company should be read in conjunction with the Company's audited financial statements for the years ended February 3, 1996 and January 28, 1995 and the notes thereto, included in the Company's annual report on Form 10-KSB.

2.  NET INCOME (LOSS) PER SHARE
Net income (loss) per share amounts are computed by dividing net income (loss) by the weighted average number of common and common equivalent shares outstanding. Common stock equivalents related to stock options are anti-dilutive for the net loss in the quarter ended April 29, 1995.

3.  DISPOSITION OF STORES
In November 1995, the Company exited the Michigan/Ohio market. Accordingly, the Company sold certain assets of its eight retail locations in Michigan and Ohio (MI/OH stores) for $2,426,000 in cash to SuperPetz, Inc. pursuant to an Asset Purchase Agreement and Addendum.

The disposition of the MI/OH stores and the relative maturity of the stores involved affect the comparability of results between periods. Had the sale of the MI/OH stores occurred at the beginning of the quarter ended April 29, 1995, the selected unaudited pro forma results would have been as follows (in thousands, except per share data):

                                                Quarter Ended
                                                April 29, 1995
                                                 -----------
             Revenues                             $ 11,073
             Operating loss                           (356)
             Net loss                                 (206)
             Net loss per share                   $  (0.02)


4.  SUBSEQUENT EVENT
Effective May 31, 1996, the Company obtained a new revolving credit facility to replace the existing credit facility which expired on May 31, 1996. The new three-year credit facility provides for a line equal to the lesser of the Company's borrowing base, as defined, or $10,000,000. The credit facility will accrue interest on the outstanding balance at an index rate (30-day high-grade unsecured commercial paper) plus 3.0% and is collateralized by the Company's inventories, receivables, investments and general intangibles. The Company will pay a facility fee of 0.375% per annum. The facility fee will not be applicable on the committed amount in excess of $5,000,000 until outstanding borrowings exceed $5,000,000 for the first time and thereafter, such fee will not be applicable on the committed amount in excess of $7,500,000 until outstanding borrowings exceed $7,500,000 for the first time.



                            PET FOOD WAREHOUSE, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

GENERAL

As of May 4, 1996 (first quarter fiscal 1997) and April 29, 1995 (first quarter fiscal 1996), the Company operated twenty-five and twenty-three (seventeen excluding the MI/OH stores) warehouse superstores, respectively. The Company opened three new warehouse superstores in the quarter ended May 4, 1996. The Company plans to open an additional seven new stores for the remainder of fiscal 1997 and plans to operate approximately 32 warehouse superstores in the Upper Midwest by the end of fiscal year 1997.

Comparable store sales, for first quarter fiscal 1997 compared to first quarter fiscal 1996, increased 12.5%. The Company anticipates that the rate of comparable store sales growth will be lower in future periods as existing warehouse superstores mature and additional warehouse superstores are opened in existing markets. Also, impacting comparable store sales growth in future periods is the opening of five stores in the Minneapolis/St. Paul metropolitan area in first quarter fiscal 1997 by a national superstore competitor.

The Company's operations are relatively "young" with an average age of the Company's twenty-five stores of approximately two years. Future operating results may be adversely affected by costs associated with the opening of a significant number of new stores over a relatively short period of time. The Company expects downward pressure on its gross profit and operating profit margins because certain store level expenses, primarily occupancy and payroll, are higher as a percentage of sales for new warehouse superstores than for mature warehouse superstores due to the relatively lower sales of the new warehouse superstores. General and administrative expenses as a percentage of sales decreased from 5.9% in the first quarter of fiscal 1996 to 5.0% in the first quarter of fiscal 1997 as sales growth outpaced the general and administrative expenses incurred to support the Company's expansion. Management expects general and administrative expenses will continue to decrease as a percentage of sales.

The Company charges preopening costs, which are estimated to be approximately $80,000 to $85,000 for each new warehouse superstore, to expense in the quarter the warehouse superstore opens. Therefore, the opening of a large number of new warehouse superstores in a given quarter will adversely affect the Company's results of operations for that quarter. In addition, although the pet food supply industry does not experience the same degree of seasonal fluctuations as many retailers, a mature warehouse superstore's sales are typically higher than average during the winter and lower than average during the summer. As a result of the foregoing, period to period comparisons of financial results may not be meaningful and the results of operations for historical periods may not be indicative of future results.

The disposition of the MI/OH stores and the relative maturity of the stores involved affect the comparability of results between periods. Had the sale of the MI/OH stores occurred at the beginning of the quarter ended April 29, 1995, the selected unaudited pro forma results would have been as follows (in thousands, except per share data):

                                                  Quarter Ended
                                                  April 29, 1995
                                                    -----------
             Revenues                                $ 11,073
             Operating loss                              (356)
             Net loss                                    (206)
             Net loss per share                      $  (0.02)



RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain statement of operations items as a percentage of net sales:

                                              Quarter Ended
                                      -----------------------------
                                         May 4,         April 29,
                                          1996            1995
                                      -------------    ------------

Net sales                                   100.0%          100.0%
Gross profit                                 25.9%           21.2%
Store operating expenses                     18.0%           20.9%
Store contribution                            7.9%            0.3%
Preopening expenses                           1.5%            1.2%
General and administrative expenses           5.0%            5.9%
Operating income (loss)                       1.4%           -6.8%
Interest income, net                          0.4%            1.0%
Net income (loss)                             1.8%           -5.8%

FIRST QUARTER FISCAL 1997 COMPARED TO FIRST QUARTER FISCAL 1996

NET SALES increased 22.4% (46.3% excluding the MI/OH stores) to $16.2 million for the quarter ended May 4, 1996 from $13.2 million for the quarter ended April 29, 1995. The increase is primarily due to the nine warehouse superstores opened since April 29, 1995, offset by the disposition of six MI/OH stores in November 1995 which were opened prior to first quarter fiscal 1996 and the closing of a 5,000 square foot, non-concept store during the second quarter of fiscal 1996. In addition, the Company's fiscal 1997 first quarter comparable store sales increased 12.5%. (Same stores are those stores open twelve months or longer.)

GROSS PROFIT, defined as net sales less cost of sales, including distribution, purchasing, store occupancy costs and direct grooming payroll, improved as a percentage of net sales for the quarter ended May 4, 1996 to 25.9% from 21.2% (23.4% excluding the MI/OH stores) for the quarter ended April 29, 1995. This improvement reflects improved margins on products sold as well as increased profits from services. In addition, store occupancy costs declined as a percentage of sales as stores continued to mature.

STORE OPERATING EXPENSES decreased as a percentage of net sales to 18.0% for the quarter ended May 4, 1996 from 20.9% (18.3% excluding the MI/OH stores) for the quarter ended April 29, 1995. This decrease primarily resulted from improved payroll and advertising expenses as a percentage of sales as stores matured and certain store level programs were refined.

STORE CONTRIBUTION increased as a percentage of net sales to 7.9% for the quarter ended May 4, 1996 from 0.3% (5.1% excluding MI/OH stores) for the quarter ended April 29, 1995. The increase is a result of the improved margins on products sold and the decline in store operating expenses.

PREOPENING EXPENSES were 1.5% of net sales for the quarter ended May 4, 1996 compared to 1.2% of net sales for the quarter ended April 29, 1995. Average preopening expense per store for the three stores opened during the fiscal 1997 quarter was $80,000 compared to $78,000 for the two stores opened during the fiscal 1996 quarter.

GENERAL AND ADMINISTRATIVE EXPENSES decreased as a percentage of net sales to 5.0% for the quarter ended May 4, 1996 from 5.9% (6.9% excluding MI/OH stores) for the quarter ended April 29, 1995. Sales growth outpaced the general and administrative expenses incurred to build the corporate infrastructure to support the Company's expansion plans.

NET INTEREST INCOME was $66,000 for the quarter ended May 4, 1996 compared to $130,000 for the quarter ended April 29, 1995. The decline is due to the decrease of available cash and cash equivalents for temporary investment.

The Company did not record a provision for income taxes for the quarter ended May 4, 1996 due to sufficient net operating loss carryforwards available at February 3, 1996 to offset income tax liabilities. No provision for income taxes was recorded for the quarter ended April 29, 1995 due to the Company's net operating loss.

NET INCOME for the quarter ended May 4, 1996 was $298,000 ($0.03 per share) compared to a net loss of $766,000 ($0.08 per share) for the quarter ended April 29, 1995. The Company's net loss for the quarter ended April 29, 1995, excluding MI/OH stores, was $206,000 ($0.02 per share).

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has financed its operations and growth primarily through the sale of equity securities. The Company has financed the purchase of its computer hardware and software systems with capital lease arrangements under which $461,000 is outstanding at May 4, 1996. The Company's net working capital at May 4, 1996 was $9.3 million and at February 3, 1996 was $9.5 million.

The Company's primary capital requirement is related to the opening of new warehouse superstores. All of the Company's existing warehouse superstores are in leased facilities, and the Company intends to continue to lease, rather than purchase, new warehouse superstore facilities. The Company estimates the average expenditures for opening a new warehouse superstore to be $650,000, including an average of $235,000 for inventory (net of vendor payables), $330,000 for equipment, fixture and leasehold improvements and $85,000 for preopening expenses. The Company plans to open an additional seven new superstores for the remainder of fiscal 1997. The success of the Company's remaining fiscal 1997 expansion plans will depend on various business and economic factors.

Net cash used in operating activities for the quarter ended May 4, 1996 was $51,000 compared to $922,000 for the quarter ended April 29, 1995. The cash used in operations was primarily for purchasing inventory for new stores, the funding of the Company's net losses (for the quarter ended April 29, 1995) and the timing of payments to vendors.

The Company's primary use of cash for investing activities in the first quarter of fiscal 1997 and 1996 related to leasehold improvements and equipment additions, including computer hardware and software, for warehouse superstore expansion.

The Company had a revolving bank line of credit arrangement that provided for borrowings up to $2.0 million. The line of credit expired May 31, 1996. There were no amounts outstanding against this credit facility at May 4, 1996 and February 3, 1996. Effective May 31, 1996, the Company obtained a new three-year credit facility, which provides for a line equal to the lesser of the Company's borrowing base, as defined, or $10,000,000. The credit facility will accrue interest on the outstanding balance at an index rate (30-day high-grade unsecured commercial paper) plus 3.0% and is collateralized by the Company's inventories, receivables, investments and general intangibles. The Company will pay a facility fee of 0.375% per annum. The facility fee will not be applicable on the committed amount in excess of $5,000,000 until outstanding borrowings exceed $5,000,000 for the first time and thereafter, such fee will not be applicable on the committed amount in excess of $7,500,000 until outstanding borrowings exceed $7,500,000 for the first time.

The Company does not believe that inflation is likely to have a material impact on its sales or results of operations.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The statements in this filing that are forward looking are based on current expectations and actual results may differ materially from the forward looking statements which involve numerous risks and uncertainties including, but not limited to, the timing of store openings, the availability of additional external sources of financing, the impact of competition, the effect of changing economic or business conditions and other risks and uncertainties detailed from time to time in the Company's SEC reports and filings.



                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                  10.27 Loan and Security Agreement with General Electric Capital Corporation dated May 31, 1996

                  11       Computation of Per Share Earnings

                  27       Financial Data Schedule (filed electronically only)

         (b)      Reports on Form 8-K

                  None


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 17, 1996                    PET FOOD WAREHOUSE, INC.

                                        By: /s/ Marvin W. Goldstein
                                            Marvin W. Goldstein
                                            Chairman, President and Chief
                                            Executive Officer
                                            (Principal Executive Officer)

                                        By: /s/ Sharon K. Link
                                            Sharon K. Link
                                            Vice President-Finance and Chief
                                            Financial Officer
                                            (Principal Financial and Accounting
                                            Officer)





                                  Exhibit Index

EXHIBIT
NUMBER            EXHIBITS                                       SEQUENTIAL PAGE

10.27       Loan and Security Agreement with General Electric
            Capital Corporation dated May 31, 1996                       12

11          Computation of Per Share Earnings                            45

27          Financial Data Schedule (filed electronically only)          46