Form 10-Q
period 1996-08-03
PET FOOD WAREHOUSE INC
filed 1996-09-17
CIK 909752

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

|X|               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 3, 1996.

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X__ No____

Shares of Common Stock, $0.01 per share par value, outstanding on September 13, 1996: 9,439,324.



                            PET FOOD WAREHOUSE, INC.
                                Table of Contents

                                                                                          PAGE
                                                                                          ----
PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

                  Condensed Balance Sheets as of August 3, 1996 and February 3, 1996       2

                  Condensed Statements of Operations for the Quarters and Six Months
                  Ended August 3, 1996 and July 29, 1995                                   3

                  Condensed Statements of Cash Flows for the Six Months Ended
                  August 3, 1996 and July 29, 1995                                         4

                  Notes to Condensed Financial Statements                                  5

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                    6


PART II - OTHER INFORMATION


         Item 4.  Submission of Matters to a Vote of Security Holders                     10

         Item 5.  Other Information                                                       10

         Item 6.  Exhibits and Reports on Form 8-K                                        10

         Signatures                                                                       11

         Exhibit Index                                                                    12




                            PET FOOD WAREHOUSE, INC.
                            Condensed Balance Sheets
                (Unaudited; in thousands, except per share data)

                                                                  August 3,    February 3,
                                                                    1996          1996
                                                                  ---------    -----------
                               ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                    $  5,399      $  5,103
     Accounts receivable, less allowance for doubtful
          accounts of $141 and $145                                    789           664
     Inventories, net                                                6,922         6,319
     Prepaid expenses and other                                      1,016           717
                                                                  --------      --------

               Total current assets                                 14,126        12,803

PROPERTY AND EQUIPMENT, net                                          8,492         8,468
OTHER ASSETS                                                           205           172
                                                                  --------      --------

                                                                  $ 22,823      $ 21,443
                                                                  ========      ========


                LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                             $  1,431      $  1,114
     Current maturities of capital lease obligations                   154           149
     Accrued liabilities                                             2,344         1,996
                                                                  --------      --------

               Total current liabilities                             3,929         3,259

CAPITAL LEASE OBLIGATIONS, less current maturites                      270           349

DEFERRED RENT CREDITS AND OTHER                                      1,279         1,200

SHAREHOLDERS' EQUITY:
     Undesignated stock, $0.01 par value; 5,000 shares
         authorized; none issued and outstanding                      --            --
     Common stock, $0.01 par value; 11,429 shares authorized;
         9,394 and 9,342 issued and outstanding, respectively           94            93
     Additional paid-in capital                                     25,682        25,579
     Accumulated deficit                                            (8,431)       (9,037)
                                                                  --------      --------

              Total shareholders' equity                            17,345        16,635
                                                                  --------      --------

                                                                  $ 22,823      $ 21,443
                                                                  ========      ========

            See accompanying notes to condensed financial statements.




                                                  PET FOOD WAREHOUSE, INC.
                                             Condensed Statements of Operations
                                      (Unaudited; in thousands, except per share data)


                                                               Quarter Ended             Six Months Ended
                                                           ---------------------      ----------------------
                                                           August 3,    July 29,      August 3,     July 29,
                                                             1996         1995          1996          1995
                                                           ---------    --------      ---------    ---------
NET SALES                                                  $ 15,699     $ 13,531      $ 31,903     $ 26,767
COST OF SALES                                                11,619       10,546        23,630       20,971
                                                           --------     --------      --------     --------

GROSS PROFIT                                                  4,080        2,985         8,273        5,796
                                                           --------     --------      --------     --------

Store operating expenses                                      2,976        2,739         5,896        5,511
Preopening expenses                                            --            246           241          401
General and administrative expenses                             841        1,143         1,641        1,923
                                                           --------     --------      --------     --------

              Operating income (loss)                           263       (1,143)          495       (2,039)

INTEREST INCOME, net                                             45          109           111          239
                                                           --------     --------      --------     --------

              Income (loss) before provision for taxes          308       (1,034)          606       (1,800)

PROVISION FOR INCOME TAXES                                     --           --            --           --
                                                           --------     --------      --------     --------

              Net income (loss)                            $    308     $ (1,034)     $    606     $ (1,800)
                                                           ========     ========      ========     ========

NET INCOME (LOSS) PER SHARE                                $   0.03     $  (0.11)     $   0.06     $  (0.19)
                                                           ========     ========      ========     ========

WEIGHTED AVERAGE COMMON
     SHARES OUTSTANDING                                       9,436        9,328         9,422        9,328
                                                           ========     ========      ========     ========

            See accompanying notes to condensed financial statements.




                                       PET FOOD WAREHOUSE, INC.
                                  Condensed Statements of Cash Flows
                                      (Unaudited; in thousands)

                                                                       Six Months Ended
                                                                    ---------     ---------
                                                                    August 3,      July 29,
                                                                      1996           1995
                                                                    ---------     ---------
OPERATING ACTIVITIES:
      Net income (loss)                                              $   606      $(1,800)
      Adjustments to reconcile net income (loss) to net
         cash provided by (used for) operating activities-
              Depreciation and amortization                              628          610
              Loss on sale or disposal of property and equipment          13         --
              Changes in operating assets and liabilities:
                 Accounts receivable                                    (125)         200
                 Inventories                                            (603)      (1,178)
                 Prepaid expenses and other                             (422)        (175)
                 Accounts payable                                        317          (12)
                 Accrued liabilities                                     348          862
                 Deferred rent credits and other                          79          111
                                                                     -------      -------

      Net cash provided by (used for) operating activities               841       (1,382)
                                                                     -------      -------

INVESTING ACTIVITIES:
      Payments from notes receivable                                      79           29
      Proceeds from sale of property and equipment                     1,572         --
      Purchase of property and equipment                              (2,226)      (1,862)
                                                                     -------      -------

      Net cash used for investing purposes                              (575)      (1,833)
                                                                     -------      -------

FINANCING ACTIVITIES:
      Proceeds from exercising of stock options                           70         --
      Proceeds from sale of stock                                         34         --
      Payments of long-term obligations, net                             (74)         (54)
                                                                     -------      -------

      Net cash provided by (used for) financing activities                30          (54)
                                                                     -------      -------

NET INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS                                                          296       (3,269)

CASH AND CASH EQUIVALENTS AT BEGINNING OF
    PERIOD                                                             5,103        9,462
                                                                     -------      -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $ 5,399      $ 6,193
                                                                     =======      =======

                      See accompanying notes to condensed financial statements.




                            PET FOOD WAREHOUSE, INC.
                     Notes to Condensed Financial Statements
                                   (Unaudited)

1.  BASIS OF PRESENTATION

The accompanying interim financial statements of Pet Food Warehouse, Inc. (the Company) are unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been reflected in the interim periods presented. Such adjustments consisted only of normal recurring items. Given the timing and number of new store openings, interim results may not be indicative of results for a full year. The significant accounting policies and certain financial information which are normally included in financial statements prepared in accordance with generally accepted accounting principles, but which are not required for interim reporting purposes, have been condensed or omitted. The accompanying financial statements of the Company should be read in conjunction with the Company's audited financial statements for the fiscal years ended February 3, 1996 and January 28, 1995 and the notes thereto, included in the Company's annual report on Form 10-KSB.

2.  NET INCOME (LOSS) PER SHARE

Net income (loss) per share amounts are computed by dividing net income (loss) by the weighted average number of common and common equivalent shares outstanding. Common stock equivalents related to stock options are anti-dilutive for the net losses in the quarter and six months ended July 29, 1995.

3.  DISPOSITION OF STORES

In November 1995, the Company exited the Michigan/Ohio market. Accordingly, the Company sold certain assets of its eight retail locations in Michigan and Ohio (MI/OH stores) for $2,426,000 in cash to SuperPetz, Inc. pursuant to an Asset Purchase Agreement and Addendum.

The disposition of the MI/OH stores and the relative maturity of the stores involved affect the comparability of results between periods. Had the sale of the MI/OH stores occurred at the beginning of the quarter and six months ended July 29, 1995, the selected unaudited pro forma results would have been as follows (in thousands, except per share data):

                                           Quarter Ended      Six Months Ended
                                           July 29, 1995       July 29, 1995
                                           -------------      ----------------

            Revenues                          $ 11,249            $ 22,322
            Operating loss                        (351)               (707)
            Net loss                              (217)               (423)
            Net loss per share                $  (0.02)           $  (0.04)

4.  NOTES PAYABLE

The Company had a revolving bank line of credit arrangement that provided for borrowings up to $2.0 million. The line of credit expired May 31, 1996. There were no amounts outstanding against this credit facility at February 3, 1996. Effective May 31, 1996, the Company obtained a new three-year credit facility, which provides for a line equal to the lesser of the Company's borrowing base, as defined, or $10,000,000. The credit facility will accrue interest on the outstanding balance at an index rate (30-day high-grade unsecured commercial paper) plus 3.0% and is collateralized by the Company's inventories, receivables, investments and general intangibles. The Company will pay a facility fee of 0.375% per annum. The facility fee will not be applicable on the committed amount in excess of $5,000,000 until outstanding borrowings exceed $5,000,000 for the first time and thereafter, such fee will not be applicable on the committed amount in excess of $7,500,000 until outstanding borrowings exceed $7,500,000 for the first time. There were no amounts outstanding against this credit facility at August 3, 1996.




                            PET FOOD WAREHOUSE, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

GENERAL

The Company operated twenty-five (seventeen excluding the MI/OH stores as of July 29, 1995) warehouse superstores as of August 3, 1996 (second quarter fiscal
1997) and July 29, 1995 (second quarter fiscal 1996). The Company currently operates twenty-eight stores and plans to operate approximately thirty-three warehouse superstores in the Upper Midwest by the end of fiscal year 1997.

Comparable store sales, for second quarter fiscal 1997 compared to second quarter fiscal 1996, increased 1.4%. The Company anticipates that the rate of comparable store sales growth will remain relatively consistent in future periods as existing warehouse superstores mature and additional warehouse superstores are opened in existing markets. Also, impacting comparable store sales growth is the opening of five stores in the Minneapolis/St. Paul metropolitan area in first quarter fiscal 1997 by a national superstore competitor.

The Company's operations are relatively "young" with an average age of the Company's twenty-five stores of approximately two years. Future operating results may be adversely affected by costs associated with the opening of a significant number of new stores over a relatively short period of time. The Company expects downward pressure on its gross profit and operating profit margins because certain store level expenses, primarily occupancy and payroll, are higher as a percentage of sales for new warehouse superstores than for mature warehouse superstores due to the relatively lower sales of the new warehouse superstores. Store operating expenses decreased as a percentage of net sales in second quarter fiscal 1997 primarily due to the disposition of the underperforming MI/OH market stores in fourth quarter fiscal 1996. Excluding the MI/OH stores, store operating expenses increased as a percentage of net sales due to increased saturation and competition primarily in the Minneapolis/St. Paul market.

General and administrative expenses as a percentage of sales decreased from 8.4% (6.7% excluding a one time charge in separation expenses) in the second quarter of fiscal 1996 to 5.3% in the second quarter of fiscal 1997 as sales growth outpaced the general and administrative expenses incurred to support the Company's expansion. Management expects general and administrative expenses will continue to decrease as a percentage of sales.

The Company charges preopening costs, which are estimated to be approximately $75,000 to $85,000 for each new warehouse superstore, to expense in the quarter the warehouse superstore opens. Therefore, the opening of a large number of new warehouse superstores in a given quarter will adversely affect the Company's results of operations for that quarter. In addition, although the pet food supply industry does not experience the same degree of seasonal fluctuations as many retailers, a mature warehouse superstore's sales are typically higher than average during the winter and lower than average during the summer. As a result of the foregoing, period to period comparisons of financial results may not be meaningful and the results of operations for historical periods may not be indicative of future results.

The disposition of the MI/OH stores and the relative maturity of the stores involved affect the comparability of results between periods. Had the sale of the MI/OH stores occurred at the beginning of the quarter and six months ended July 29, 1995, the selected unaudited pro forma results would have been as follows (in thousands, except per share data):

                                           Quarter Ended      Six Months Ended
                                           July 29, 1995        July 29, 1995
                                           -------------      ----------------

            Revenues                         $ 11,249             $ 22,322
            Operating loss                       (351)                (707)
            Net loss                             (217)                (423)
            Net loss per share               $  (0.02)            $  (0.04)


RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain statements of operations items as a percentage of net sales:


                                                    Quarter Ended                    Six Months Ended
                                        ----------------------------------  -----------------------------------
                                           August 3,         July 29,           August 3,         July 29,
                                              1996             1995               1996              1995
                                        ---------------   ----------------  ----------------   ----------------
Net sales                                   100.0%           100.0%              100.0%           100.0%
Gross profit                                 26.0%            22.1%               25.9%            21.7%
Store operating expenses                     19.0%            20.3%               18.5%            20.6%
Store contribution                            7.0%             1.8%                7.4%             1.1%
Preopening expenses                           0.0%             1.8%                0.8%             1.5%
General and administrative expenses           5.3%             8.4%                5.1%             7.2%
Operating income (loss)                       1.7%            -8.4%                1.5%            -7.6%
Interest income, net                          0.3%             0.8%                0.4%             0.9%
Net income (loss)                             2.0%            -7.6%                1.9%            -6.7%


SECOND QUARTER FISCAL 1997 COMPARED TO SECOND QUARTER FISCAL 1996

NET SALES increased 16.0% (39.6% excluding the MI/OH stores) to $15.7 million for the quarter ended August 3, 1996 from $13.5 million for the quarter ended July 29, 1995. The increase is primarily due to the nine warehouse superstores opened since July 29, 1995, offset by the disposition of eight MI/OH stores in November 1995 which were opened prior to the end of second quarter fiscal 1996. In addition, the Company's fiscal 1997 second quarter comparable store sales increased 1.4%. (Same stores are those stores open twelve months or longer.)

GROSS PROFIT, defined as net sales less cost of sales, including distribution, purchasing, store occupancy costs and direct grooming payroll, improved as a percentage of net sales for the quarter ended August 3, 1996 to 26.0% from 22.1% (24.7% excluding the MI/OH stores) for the quarter ended July 29, 1995. This improvement reflects increased product margins primarily due to revised marketing and distribution programs. In addition, store occupancy costs declined as a percentage of sales as stores continued to mature.

STORE OPERATING EXPENSES decreased as a percentage of net sales to 19.0% for the quarter ended August 3, 1996 from 20.3% (17.2% excluding the MI/OH stores) for the quarter ended July 29, 1995. Store operating expenses decreased as a percentage of net sales in second quarter fiscal 1997 primarily due to the disposition of the underperforming MI/OH market stores in fourth quarter fiscal 1996. Excluding the MI/OH stores, store operating expenses increased as a percentage of net sales due to increased saturation and competition primarily in the Minneapolis/St. Paul market.

PREOPENING EXPENSES were 0.0% of net sales for the quarter ended August 3, 1996 compared to 1.8% of net sales for the quarter ended July 29, 1995. Average preopening expenses per store for the three stores opened during second quarter fiscal 1996 was $82,000. The Company did not open any new stores in second quarter fiscal 1997.

GENERAL AND ADMINISTRATIVE EXPENSES decreased as a percentage of net sales to 5.3% for the quarter ended August 3, 1996 from 8.4% (10.0% excluding MI/OH stores) for the quarter ended July 29, 1995. Sales growth outpaced the general and administrative expenses incurred to build the corporate infrastructure to support the Company's expansion plans. Included in second quarter fiscal 1996 general and administrative expenses were approximately $242,000 (1.8% of net sales) for separation expenses associated with the resignation of the Company's President and Chief Executive Officer.

NET INTEREST INCOME was $45,000 for the quarter ended August 3, 1996 compared to $109,000 for the quarter ended July 29, 1995. The decline is due to the decrease of available cash and cash equivalents for temporary investment.

PROVISION FOR INCOME TAXES for the quarter ended August 3, 1996 was not recorded by the Company due to sufficient net operating loss carryforwards available at February 3, 1996 to offset income tax liabilities. No provision for income taxes was recorded for the quarter ended July 29, 1995 due to the Company's net operating loss.

NET INCOME for the quarter ended August 3, 1996 was $308,000 ($0.03 per share) compared to a net loss of $1,034,000 ($0.11 per share) for the quarter ended July 29, 1995. The Company's net loss for the quarter ended July 29, 1995, excluding MI/OH stores, was $217,000 ($0.02 per share).

SIX MONTHS ENDED AUGUST 3, 1996 COMPARED TO SIX MONTHS ENDED JULY 29, 1995

NET SALES increased 19.2% (42.9% excluding MI/OH stores) to $31.9 million for the six months ended August 3, 1996 from $26.8 million for the six months ended July 29, 1995. The increase is due to comparable store sales growth and the eight warehouse superstores opened since July 29, 1995, offset by the disposition of eight MI/OH stores in November 1995 which were opened prior to the end of second quarter fiscal 1996. The Company's fiscal 1997 comparable store sales increased 6.9% over fiscal 1996 comparable store sales.

GROSS PROFIT, defined as net sales less cost of sales, including distribution, purchasing and store occupancy costs, increased as a percentage of net sales for the six months ended August 3, 1996 to 25.9% from 21.7% (24.0% excluding MI/OH stores) for the six months ended July 29, 1995. This improvement reflects increased product margins primarily due to revised marketing and distribution programs. In addition, store occupancy costs declined as a percentage of sales as stores continued to mature.

STORE OPERATING EXPENSES decreased as a percentage of net sales to 18.5% for the six months ended August 3, 1996 from 20.6% (17.8% excluding MI/OH stores) for the six months ended July 29, 1995. Store operating expenses decreased as a percentage of net sales in second quarter fiscal 1997 primarily due to the disposition of the underperforming MI/OH market stores in fourth quarter fiscal 1996. Excluding the MI/OH stores, store operating expenses increased as a percentage of net sales due to increased saturation and competition primarily in the Minneapolis/St. Paul market.

PREOPENING EXPENSES decreased as a percentage of net sales to 0.8% for the six months ended August 3, 1996 from 1.5% for the six months ended July 29, 1995. Average preopening expenses per store for the three stores opened during the first six months of fiscal 1997 was $80,000 compared to $80,000 ($77,000 excluding MI/OH stores) for the five stores opened during the first six months of fiscal 1996.

GENERAL AND ADMINISTRATIVE EXPENSES decreased as a percentage of net sales to 5.1% for the six months ended August 3, 1996 from 7.2% (8.4% excluding MI/OH stores) for the six months ended July 29, 1995. Sales growth outpaced the growth in general and administrative expenses incurred to build the corporate infrastructure to support the Company's expansion plans. Included in fiscal 1996 general and administrative expenses were approximately $242,000 (0.9% of net sales) for separation expenses associated with the resignation of the Company's President and Chief Executive Officer.

NET INTEREST INCOME was $111,000 for the six months ended August 3, 1996 compared to $239,000 for the six months ended July 29, 1995. The decline is due to the decrease of available cash and cash equivalents for temporary investment.

PROVISION FOR INCOME TAXES for the six months ended August 3, 1996 was not recorded by the Company due to sufficient net operating loss carryforwards available at February 3, 1996 to offset income tax liabilities. No provision for income taxes was recorded for the six months ended July 29, 1995 due to the Company's net operating loss.

NET INCOME for the six months ended August 3, 1996 was $606,000 ($0.06 per share) compared to a net loss of $1,800,000 ($0.19 per share) for the six months ended July 29, 1995. The Company's net loss for the six months ended July 29, 1995, excluding MI/OH stores, was $423,000 ($0.04 per share).

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has financed its operations and growth primarily through the sale of equity securities. The Company has financed the purchase of its computer hardware and software systems with capital lease arrangements under which $424,000 is outstanding at August 3, 1996. The Company's net working capital at August 3, 1996 was $10.2 million and at February 3, 1996 was $9.5 million.

The Company's primary capital requirement is related to the opening of new warehouse superstores. All of the Company's existing warehouse superstores are in leased facilities, and the Company intends to continue to lease, rather than purchase, new warehouse superstore facilities. The Company estimates the average expenditures for opening a new warehouse superstore to be $650,000, including an average of $235,000 for inventory (net of vendor payables), $330,000 for equipment, fixture and leasehold improvements and $85,000 for preopening expenses. The Company plans to open an additional five new superstores during the remainder of fiscal 1997. The success of the Company's remaining fiscal 1997 expansion plans will depend on various business and economic factors.

Net cash provided by operating activities for the six months ended August 3, 1996 was $841,000 compared to net cash used for operating activities of $1,382,000 for the six months ended July 29, 1995. The cash provided by operating activities for the six months ended August 3, 1996 was primarily from the Company's operating profits. Cash used was primarily for purchasing inventory for new store openings. The cash used in operations for the six months ended July 29, 1995 was primarily for purchasing inventory for new stores, the funding of the Company's net losses and the timing of payments to vendors.

The Company's primary use of cash for investing activities in the six months of fiscal 1997 and 1996 related to leasehold improvements and equipment additions, including computer hardware and software, for warehouse superstore expansion. In second quarter fiscal 1997, the Company received proceeds of $1,566,000 related to the sale-leaseback of property and equipment.

The Company had a revolving bank line of credit arrangement that provided for borrowings up to $2.0 million. The line of credit expired May 31, 1996. There were no amounts outstanding against this credit facility at February 3, 1996. Effective May 31, 1996, the Company obtained a new three-year credit facility, which provides for a line equal to the lesser of the Company's borrowing base, as defined, or $10,000,000. The credit facility will accrue interest on the outstanding balance at an index rate (30-day high-grade unsecured commercial paper) plus 3.0% and is collateralized by the Company's inventories, receivables, investments and general intangibles. The Company will pay a facility fee of 0.375% per annum. The facility fee will not be applicable on the committed amount in excess of $5,000,000 until outstanding borrowings exceed $5,000,000 for the first time and thereafter, such fee will not be applicable on the committed amount in excess of $7,500,000 until outstanding borrowings exceed $7,500,000 for the first time. There were no amounts outstanding against this credit facility at August 3, 1996.

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



                           PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The Annual Meeting of the Registrant's shareholders was held on Wednesday, June 19, 1996.

         (b) At the Annual Meeting a proposal to set the number of directors at seven was adopted by a vote of 6,796,914 shares in favor, with 14,664 shares against, 14,556 shares abstaining and -0- shares represented by broker non-votes.

         (c) Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominees. The following persons were elected directors of the Registrant to serve until the next annual meeting of shareholders and until their successors shall have been duly elected and qualified:

Nominee                    Number of Votes For      Number of Votes Withheld
- -------                    -------------------      ------------------------
Marvin W. Goldstein             6,797,478                    28,656
Paul D. Finkelstein             6,800,322                    25,812
Stanley Goldberg                6,796,092                    30,042
Roe H. Hatlen                   6,797,378                    28,756
Reid Johnson                    6,792,478                    33,656
George E. Kline                 6,797,378                    28,756
Gordon F. Stofer                6,796,664                    29,470


ITEM 5.  OTHER INFORMATION

         None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:

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


Dated: September 13, 1996           PET FOOD WAREHOUSE, INC.


                                    By: /s/ Marvin W. Goldstein
                                        -------------------------------------
                                        Marvin W. Goldstein
                                        Chairman, President and Chief Executive
                                        Officer
                                        (Principal Executive Officer)


                                    By: /s/ Sharon K. Link
                                        --------------------------------------
                                        Sharon K. Link
                                        Vice President-Finance and Chief
                                        Financial Officer
                                        (Principal Financial and Accounting
                                        Officer)




                                  EXHIBIT INDEX

EXHIBIT
NUMBER                 EXHIBITS
- -------                --------

11                     Computation of Per Share Earnings

27                     Financial Data Schedule (filed electronically only)