Form 10-Q
period 1996-11-02
PET FOOD WAREHOUSE INC
filed 1996-12-12
CIK 909752

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 2, 1996.

                                       OR

[_]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X__ No____

Shares of Common Stock, $0.01 per share par value, outstanding on December 6, 1996: 9,440,074.

                            PET FOOD WAREHOUSE, INC.
                                Table of Contents


                                                                            PAGE

PART I - FINANCIAL INFORMATION


         Item 1.  Financial Statements (Unaudited)

                  Condensed Balance Sheets as of November 2, 1996
                  and February 3, 1996                                        2

                  Condensed Statements of Operations for the Quarters
                  and Nine Months Ended November 2, 1996 and October
                  28, 1995                                                    3

                  Condensed Statements of Cash Flows for the Nine
                  Months Ended November 2, 1996 and October 28, 1995          4

                  Notes to Condensed Financial Statements                     5

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                         6


PART II - OTHER INFORMATION


         Item 5.  Other Information                                           10

         Item 6.  Exhibits and Reports on Form 8-K                            10

         Signatures                                                           11

         Exhibit Index                                                        12


                            PET FOOD WAREHOUSE, INC.
                            Condensed Balance Sheets
                (Unaudited; in thousands, except per share data)

                                                                    November 2,    February 3,
                                                                      1996            1996
                                                                    --------        --------
                         ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                      $  4,415        $  5,103
     Accounts receivable, less allowance for doubtful
          accounts of $107 and $145                                    1,136             664
     Inventories, net                                                  7,670           6,319
     Prepaid expenses and other                                        1,105             717
                                                                    --------        --------

               Total current assets                                   14,326          12,803

PROPERTY AND EQUIPMENT, net                                            9,203           8,468
OTHER ASSETS                                                             412             172
                                                                    --------        --------
                                                                    $ 23,941        $ 21,443
                                                                    ========        ========


       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                               $  1,674        $  1,114
     Current maturities of capital lease obligations                     319             149
     Accrued liabilities                                               2,275           1,996
                                                                    --------        --------

               Total current liabilities                               4,268           3,259

CAPITAL LEASE OBLIGATIONS, less current maturites                        937             349

DEFERRED RENT CREDITS AND OTHER                                        1,249           1,200

SHAREHOLDERS' EQUITY:
     Undesignated stock, $0.01 par value; 5,000 shares
         authorized; none issued and outstanding                        --              --
     Common stock, $0.01 par value; 11,429 shares authorized;
         9,440 and 9,342 issued and outstanding, respectively             94              93
     Additional paid-in capital                                       25,764          25,579
     Accumulated deficit                                              (8,371)         (9,037)
                                                                    --------        --------
              Total shareholders' equity                              17,487          16,635
                                                                    --------        --------
                                                                    $ 23,941        $ 21,443
                                                                    ========        ========

            See accompanying notes to condensed financial statements.


                            PET FOOD WAREHOUSE, INC.
                       Condensed Statements of Operations
                (Unaudited; in thousands, except per share data)


                                                                  Quarter Ended                 Nine Months Ended
                                                             -----------------------        -----------------------
                                                            November 2,    October 28,     November 2,    October 28,
                                                               1996           1995            1996           1995
                                                             --------       --------        --------       --------
NET SALES                                                    $ 17,903       $ 16,590        $ 49,806       $ 43,357
COST OF SALES                                                  13,412         12,710          37,042         33,681
                                                             --------       --------        --------       --------
GROSS PROFIT                                                    4,491          3,880          12,764          9,676
                                                             --------       --------        --------       --------
Store operating expenses                                        3,405          3,343           9,301          8,854
Preopening expenses                                               249            222             490            623
General and administrative expenses                               822            895           2,463          2,818
                                                             --------       --------        --------       --------
              Operating income (loss)                              15           (580)            510         (2,619)

INTEREST INCOME, net                                               45             78             156            317
                                                             --------       --------        --------       --------

              Income (loss) before provision for taxes             60           (502)            666         (2,302)

PROVISION FOR INCOME TAXES                                       --             --              --             --
                                                             --------       --------        --------       --------
              Net income (loss)                              $     60       $   (502)       $    666       $ (2,302)
                                                             ========       ========        ========       ========
NET INCOME (LOSS) PER SHARE                                  $   0.01       $  (0.05)       $   0.07       $  (0.25)
                                                             ========       ========        ========       ========
WEIGHTED AVERAGE COMMON
     SHARES OUTSTANDING                                         9,536          9,332           9,455          9,329
                                                             ========       ========        ========       ========

            See accompanying notes to condensed financial statements.

                            PET FOOD WAREHOUSE, INC.
                       Condensed Statements of Cash Flows
                            (Unaudited; in thousands)

                                                                           Nine Months Ended
                                                                       ----------------------
                                                                      November 2,   October 28,
                                                                         1996           1995
                                                                       -------        -------
OPERATING ACTIVITIES:
      Net income (loss)                                                $   666        $(2,302)
      Adjustments to reconcile net income (loss) to net
         cash provided by (used for) operating activities-
              Depreciation and amortization                                979            956
              Loss on sale or disposal of property and equipment            23           --
              Changes in operating assets and liabilities:
                 Accounts receivable                                      (472)           184
                 Inventories                                            (1,351)        (2,747)
                 Prepaid expenses and other                               (717)           253
                 Accounts payable                                          560            148
                 Accrued liabilities                                       279            918
                 Deferred rent credits and other                            49            306
                                                                       -------        -------
      Net cash provided by (used for) operating activities                  16         (2,284)
                                                                       -------        -------
INVESTING ACTIVITIES:
      Proceeds from notes receivable                                        72             64
      Proceeds from sale of property and equipment                       1,623           --
      Purchase of property and equipment                                (3,343)        (3,076)
                                                                       -------        -------
      Net cash used for investing purposes                              (1,648)        (3,012)
                                                                       -------        -------
FINANCING ACTIVITIES:
      Proceeds from exercising of stock options                            152           --
      Proceeds from sale of stock                                           34             19
      Proceeds from (payments of) long-term obligations, net               758            (77)
                                                                       -------        -------
      Net cash provided by (used for) financing activities                 944            (58)
                                                                       -------        -------
NET DECREASE IN CASH AND CASH
    EQUIVALENTS                                                           (688)        (5,354)
CASH AND CASH EQUIVALENTS AT BEGINNING OF
    PERIOD                                                               5,103          9,462
                                                                       -------        -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $ 4,415        $ 4,108
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

2.  NET INCOME (LOSS) PER SHARE
Net income (loss) per share amounts are computed by dividing net income (loss) by the weighted average number of common and common equivalent shares outstanding. Common stock equivalents related to stock options are anti-dilutive for the net losses in the quarter and nine months ended October 28, 1995.

3.  DISPOSITION OF STORES
In November 1995, the Company exited the Michigan/Ohio market. Accordingly, the Company sold certain assets of its eight retail locations in Michigan and Ohio (MI/OH stores) for $2,426,000 in cash to SuperPetz, Inc. pursuant to an Asset Purchase Agreement and Addendum.

The disposition of the MI/OH stores and the relative maturity of the stores involved affect the comparability of results between periods. Had the sale of the MI/OH stores occurred at the beginning of the quarter and nine months ended October 28, 1995, the selected unaudited pro forma results would have been as follows (in thousands, except per share data):

                                             Quarter Ended     Nine Months Ended
                                          October 28, 1995      October 28, 1995
                                          ----------------     -----------------

             Revenues                            $ 13,715              $ 36,037
             Operating loss                           (90)                 (797)
             Net income (loss)                         18                  (405)
             Net income (loss) per share         $   0.00              $  (0.04)

4.  MERGER
The Company has signed an Agreement and Plan of Merger (the Merger Agreement), dated October 3, 1996 with Petco Animal Supplies, Inc. (Petco). The Boards of Directors of the Company and Petco have approved and adopted the Merger Agreement. Under the terms of the Merger Agreement, each outstanding share of the Company's common stock will be converted into the right to receive a fraction of a share of Petco common stock as defined in the Merger Agreement. The transaction, which is intended to qualify as a pooling of interests for accounting purposes, is subject to approval by the Company's shareholders.


                            PET FOOD WAREHOUSE, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

GENERAL

The Company operated twenty-eight warehouse superstores as of November 2, 1996 (third quarter fiscal 1997) and twenty-eight warehouse superstores (twenty excluding the MI/OH stores) as of October 28, 1995 (third quarter fiscal 1996). The Company opened four new warehouse superstores during third quarter fiscal 1997 and closed one store during this period. This closing did not have a material impact on the third quarter financial statements. The Company currently operates thirty-one stores and plans to operate thirty-two warehouse superstores in the Upper Midwest by the end of fiscal year 1997.

Comparable store sales, for third quarter fiscal 1997 compared to third quarter fiscal 1996, decreased 0.8%. The Company anticipates that the rate of comparable store sales growth will remain relatively consistent in future periods as existing warehouse superstores mature and additional warehouse superstores are opened in existing markets. Also, impacting comparable store sales growth is the opening of eight stores in the Minneapolis/St. Paul metropolitan area in 1996.

The Company's operations are relatively "young" with an average age of the Company's twenty-eight stores of approximately two years. Future operating results may be adversely affected by costs associated with the opening of a significant number of new stores over a relatively short period of time. The Company expects downward pressure on its gross profit and operating profit margins because certain store level expenses, primarily occupancy and payroll, are higher as a percentage of sales for new warehouse superstores than for mature warehouse superstores due to the relatively lower sales of the new warehouse superstores. Store operating expenses decreased as a percentage of net sales in third quarter fiscal 1997 primarily due to the disposition of the underperforming MI/OH market stores in fourth quarter fiscal 1996. Excluding the MI/OH stores, store operating expenses increased as a percentage of net sales due to increased saturation and competition primarily in the Minneapolis/St. Paul market.

General and administrative expenses as a percentage of sales decreased from 5.4% in the third quarter of fiscal 1996 to 4.6% in the third quarter of fiscal 1997 as sales growth outpaced the general and administrative expenses incurred to support the Company's expansion. Management expects general and administrative expenses will continue to decrease as a percentage of sales.

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

The disposition of the MI/OH stores and the relative maturity of the stores involved affect the comparability of results between periods. Had the sale of the MI/OH stores occurred at the beginning of the quarter and nine months ended October 28, 1995, the selected unaudited pro forma results would have been as follows (in thousands, except per share data):

                                             Quarter Ended     Nine Months Ended
                                          October 28, 1995      October 28, 1995
                                          ----------------     -----------------

             Revenues                            $ 13,715              $ 36,037
             Operating loss                           (90)                 (797)
             Net income (loss)                         18                  (405)
             Net income (loss) per share         $   0.00              $  (0.04)


RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain statements of operations items as a percentage of net sales:


                                             Quarter Ended                    Nine Months Ended
                                  ----------------------------------  -----------------------------------
                                    November 2,       October 28,        November 2,       October 28,
                                        1996             1995               1996              1995
                                  ----------------- ----------------  ------------------ ----------------
Net sales                               100.0%           100.0%              100.0%           100.0%
Gross profit                             25.1%            23.4%               25.6%            22.3%
Store operating expenses                 19.0%            20.2%               18.7%            20.4%
Store contribution                        6.1%             3.2%                6.9%             1.9%
Preopening expenses                       1.4%             1.3%                1.0%             1.4%
General and administrative expenses       4.6%             5.4%                4.9%             6.5%
Operating income (loss)                   0.1%            -3.5%                1.0%            -6.0%
Interest income, net                      0.2%             0.5%                0.3%             0.7%
Net income (loss)                         0.3%            -3.0%                1.3%            -5.3%


THIRD QUARTER FISCAL 1997 COMPARED TO THIRD QUARTER FISCAL 1996

NET SALES increased 7.9% (30.5% excluding the MI/OH stores) to $17.9 million for the quarter ended November 2, 1996 from $16.6 million for the quarter ended October 28, 1995. The increase is primarily due to the nine warehouse superstores opened since October 28, 1995, offset by the disposition of eight MI/OH stores in November 1995, the closing of one store and the 0.8% decrease in comparable store sales. (Comparable stores are those stores open twelve months or longer.)

GROSS PROFIT, defined as net sales less cost of sales, including distribution, purchasing, store occupancy costs and direct grooming payroll, improved as a percentage of net sales for the quarter ended November 2, 1996 to 25.1% from 23.4% (25.3% excluding the MI/OH stores) for the quarter ended October 28, 1995. Excluding the MI/OH stores, the gross profit remained relatively consistent in third quarter fiscal 1997.

STORE OPERATING EXPENSES decreased as a percentage of net sales to 19.0% for the quarter ended November 2, 1996 from 20.2% (18.0% excluding the MI/OH stores) for the quarter ended October 28, 1995. Store operating expenses decreased as a percentage of net sales in third quarter fiscal 1997 primarily due to the disposition of the underperforming MI/OH market stores in fourth quarter fiscal 1996. Excluding the MI/OH stores, store operating expenses increased as a percentage of net sales due to increased saturation and competition primarily in the Minneapolis/St. Paul market.

PREOPENING EXPENSES were 1.4% of net sales for the quarter ended November 2, 1996 compared to 1.3% of net sales for the quarter ended October 28, 1995. Average preopening expenses per store for the four stores opened during third quarter fiscal 1997 was $62,000 compared to $74,000 for the three stores opened during third quarter fiscal 1996.

GENERAL AND ADMINISTRATIVE EXPENSES decreased as a percentage of net sales to 4.6% for the quarter ended November 2, 1996 from 5.4% (6.4% excluding MI/OH stores) for the quarter ended October 28, 1995. Sales growth outpaced the general and administrative expenses incurred to build the corporate infrastructure to support the Company's expansion plans.

NET INTEREST INCOME was $45,000 for the quarter ended November 2, 1996 compared to $78,000 for the quarter ended October 28, 1995. The decline is due to the decrease of available cash and cash equivalents for temporary investment.

PROVISION FOR INCOME TAXES for the quarter ended November 2, 1996 was not recorded by the Company due to sufficient net operating loss carryforwards available at February 3, 1996 to offset income tax liabilities. No provision for income taxes was recorded for the quarter ended October 28, 1995 due to the Company's net operating loss.

NET INCOME for the quarter ended November 2, 1996 was $60,000 ($0.01 per share) compared to a net loss of $502,000 ($0.05 per share) for the quarter ended October 28, 1995. The Company's net income for the quarter ended October 28, 1995, excluding MI/OH stores, was $18,000 ($0.00 per share).

NINE MONTHS ENDED NOVEMBER 2, 1996 COMPARED TO NINE MONTHS ENDED OCTOBER 28,
1995

NET SALES increased 14.9% (38.2% excluding MI/OH stores) to $49.8 million for the nine months ended November 2, 1996 from $43.4 million for the nine months ended October 28, 1995. The increase is due to comparable store sales growth and the nine warehouse superstores opened since October 28, 1995, offset by the disposition of eight MI/OH stores in November 1995 and the closing of one store. The Company's fiscal 1997 comparable store sales increased 4.1% over fiscal 1996 comparable store sales.

GROSS PROFIT, defined as net sales less cost of sales, including distribution, purchasing and store occupancy costs, increased as a percentage of net sales for the nine months ended November 2, 1996 to 25.6% from 22.3% (24.5% excluding MI/OH stores) for the nine months ended October 28, 1995. This improvement reflects increased product margins primarily due to revised marketing and distribution programs. In addition, store occupancy costs declined as a percentage of sales as stores continued to mature.

STORE OPERATING EXPENSES decreased as a percentage of net sales to 18.7% for the nine months ended November 2, 1996 from 20.4% (17.8% excluding MI/OH stores) for the nine months ended October 28, 1995. Store operating expenses decreased as a percentage of net sales in third quarter fiscal 1997 primarily due to the disposition of the underperforming MI/OH market stores in fourth quarter fiscal 1996. Excluding the MI/OH stores, store operating expenses increased as a percentage of net sales due to increased saturation and competition primarily in the Minneapolis/St. Paul market.

PREOPENING EXPENSES decreased as a percentage of net sales to 1.0% for the nine months ended November 2, 1996 from 1.4% for the nine months ended October 28, 1995. Average preopening expenses per store for the seven stores opened during the first nine months of fiscal 1997 was $70,000 compared to $78,000 ($76,000 excluding MI/OH stores) for the eight stores opened during the first nine months of fiscal 1996.

GENERAL AND ADMINISTRATIVE EXPENSES decreased as a percentage of net sales to 4.9% for the nine months ended November 2, 1996 from 6.5% (7.6% excluding MI/OH stores) for the nine months ended October 28, 1995. Sales growth outpaced the growth in general and administrative expenses incurred to build the corporate infrastructure to support the Company's expansion plans. Included in fiscal 1996 general and administrative expenses were approximately $242,000 (0.6% of net sales) for separation expenses associated with the resignation of the Company's President and Chief Executive Officer.

NET INTEREST INCOME was $156,000 for the nine months ended November 2, 1996 compared to $317,000 for the nine months ended October 28, 1995. The decline is due to the decrease of available cash and cash equivalents for temporary investment.

PROVISION FOR INCOME TAXES for the nine months ended November 2, 1996 was not recorded by the Company due to sufficient net operating loss carryforwards available at February 3, 1996 to offset income tax liabilities. No provision for income taxes was recorded for the nine months ended October 28, 1995 due to the Company's net operating loss.

NET INCOME for the nine months ended November 2, 1996 was $666,000 ($0.07 per share) compared to a net loss of $2,302,000 ($0.25 per share) for the nine months ended October 28, 1995. The Company's net loss for the nine months ended October 28, 1995, excluding MI/OH stores, was $405,000 ($0.04 per share).

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has financed its operations and growth primarily through the sale of equity securities. The Company has financed the purchase of its computer hardware and software systems and has also financed the purchase of its equipment and fixtures for the four warehouse superstores opened in third quarter fiscal 1997 with capital lease arrangements under which $1,256,000 is outstanding at November 2, 1996. The Company's net working capital at November 2, 1996 was $10.1 million and at February 3, 1996 was $9.5 million.

The Company's primary capital requirement is related to the opening of new warehouse superstores. All of the Company's existing warehouse superstores are in leased facilities, and the Company intends to continue to lease, rather than purchase, new warehouse superstore facilities. The Company estimates the average expenditures for opening a new warehouse superstore to be $650,000, including an average of $235,000 for inventory (net of vendor payables), $330,000 for equipment, fixture and leasehold improvements and $85,000 for preopening expenses. The Company plans to open one additional new superstore during the remainder of fiscal 1997. The success of the Company's remaining fiscal 1997 expansion plans will depend on various business and economic factors.

Net cash provided by operating activities for the nine months ended November 2, 1996 was $16,000 compared to net cash used for operating activities of $2,284,000 for the nine months ended October 28, 1995. The cash provided by operating activities for the nine months ended November 2, 1996 was primarily from the Company's operating profits and the timing of payments to vendors. Cash used was primarily for purchasing inventory for new store openings. The cash used in operations for the nine months ended October 28, 1995 was primarily for purchasing inventory for new stores and the funding of the Company's net losses.

The Company's primary use of cash for investing activities in the nine months of fiscal 1997 and 1996 related to leasehold improvements and equipment additions, including computer hardware and software, for warehouse superstore expansion. In fiscal 1997, the Company received proceeds of $1,566,000 related to the sale-leaseback of property and equipment.

Net cash provided by financing activities of $944,000 for the nine months ended November 2, 1996 was primarily due to the financing obtained on equipment and fixtures for the four warehouse superstores opened in third quarter fiscal 1997.

The Company had a revolving bank line of credit arrangement that provided for borrowings up to $2.0 million. The line of credit expired May 31, 1996. There were no amounts outstanding against this credit facility at February 3, 1996. Effective May 31, 1996, the Company obtained a new three-year credit facility, which provides for a line equal to the lesser of the Company's borrowing base, as defined, or $10,000,000. The credit facility will accrue interest on the outstanding balance at an index rate (30-day high-grade unsecured commercial paper) plus 3.0% and is collateralized by the Company's inventories, receivables, investments and general intangibles. The Company will pay a facility fee of 0.375% per annum. The facility fee will not be applicable on the committed amount in excess of $5,000,000 until outstanding borrowings exceed $5,000,000 for the first time and thereafter, such fee will not be applicable on the committed amount in excess of $7,500,000 until outstanding borrowings exceed $7,500,000 for the first time. There were no amounts outstanding against this credit facility at November 2, 1996.

The Company has signed an Agreement and Plan of Merger (the Merger Agreement), dated October 3, 1996 with Petco Animal Supplies, Inc. (Petco). The Boards of Directors of the Company and Petco have approved and adopted the Merger Agreement. Under the terms of the Merger Agreement, each outstanding share of the Company's common stock will be converted into the right to receive a fraction of a share of Petco common stock as defined in the Merger Agreement. The transaction, which is intended to qualify as a pooling of interests for accounting purposes, is subject to approval by the Company's shareholders.

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

Dated: December 9, 1996   PET FOOD WAREHOUSE, INC.

                          By: /s/ Marvin W. Goldstein
                              --------------------------------------------------
                              Marvin W. Goldstein
                              Chairman, President and Chief Executive Officer (Principal Executive Officer)

                          By: /s/ Sharon K. Link
                              --------------------------------------------------
                              Sharon K. Link
                              Vice President-Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                     EXHIBITS
--------                   --------

11                         Computation of Per Share Earnings

27                         Financial Data Schedule (filed electronically only)